Form 10-Q
period 2014-03-31
Trinseo Materials Operating S.C. A.; Trinseo Materials Finance, Inc.
filed 2014-05-14
CIK 1587413, 1587231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

1000 Chesterbrook Boulevard, Suite 300

Berwyn, Pennsylvania 19312

(610) 240-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Trinseo Materials Operating S.C.A. is a Luxembourg partnership limited by shares. Its shares are not publicly traded and there is no established public trading market for its shares. Trinseo Materials Operating S.C.A.’s corporate capital was represented by 1,528 management shares (actions de commandite) and 2,370,642,128 ordinary shares (actions de commanditaire), all subscribed and fully paid-up. As of May 14, 2014, its shares were held by (i) Styron Holding S.à r.l., a Luxembourg société à responsabilité limitée (private limited liability company), which holds 1,528 ordinary shares, and (ii) Trinseo Materials S.à r.l., a Luxembourg société à responsabilité limitée (private limited liability company), which holds 2,370,640,600 ordinary shares and 1,528 management shares.

The issued and outstanding common stock of Trinseo Materials Finance, Inc. is not publicly traded and there is no established public trading market for its common stock. All of Trinseo Materials Finance, Inc.’s shares are held by Trinseo Materials Operating S.C.A. As of May 14, 2014, there were 1,000 shares of common stock of Trinseo Materials Finance, Inc. issued and outstanding.

Trinseo Materials Operating S.C.A.

Trinseo Materials Finance, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2014

Unless otherwise indicated or required by context, as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Trinseo” refers to Trinseo S.A., a public limited liability company (société anonyme) existing under the laws of Luxembourg, and not its subsidiaries. The terms “Company,” “we,” “us” and “our” refer to Trinseo and its consolidated subsidiaries, taken as a combined entity and as required by context, may also include our business as owned by our predecessor The Dow Chemical Company for any dates prior to June 17, 2010. The terms “Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc.” refer to Trinseo’s indirect subsidiaries, Trinseo Materials Operating S.C.A., a Luxembourg partnership limited by shares incorporated under the laws of Luxembourg, and Trinseo Materials Finance, Inc., a Delaware corporation, and not their subsidiaries. All financial data provided in this Quarterly Report is the financial data of Trinseo and its consolidated subsidiaries unless otherwise indicated.

Prior to our formation, our business was wholly owned by The Dow Chemical Company. We refer to our predecessor business as “the Styron business.” On June 17, 2010, investment funds advised or managed by affiliates of Bain Capital Partners, LLC (“Bain Capital”) acquired the Styron business and Dow Europe Holding B.V., which we refer to as “Dow Europe,” or, together with other affiliates of The Dow Chemical Company, “Dow,” retained an ownership interest in the Styron business through an indirect ownership interest in us. We refer to our acquisition by Bain Capital as the “Acquisition.”

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$139,089	$196,503
Accounts receivable, net of allowance for doubtful accounts (March 31, 2014—$6,700; December 31, 2013—$5,866)	796,601	717,482
Inventories	509,773	530,191
Deferred income tax assets	7,170	9,820
Other current assets	24,417	22,750

Total current assets	1,477,050	1,476,746

Investments in unconsolidated affiliates	164,859	155,887
Property, plant and equipment, net of accumulated depreciation (March 31, 2014—$302,301; December 31, 2013—$283,795)	596,599	606,427
Other assets
Goodwill	37,254	37,273
Other intangible assets, net	194,073	171,514
Deferred income tax assets—noncurrent	43,433	42,938
Deferred charges and other assets	80,784	83,996

Total other assets	355,544	335,721

Total assets	$2,594,052	$2,574,781

Liabilities and shareholder’s equity
Current liabilities
Short-term borrowings	$9,814	$8,754
Accounts payable	529,119	509,093
Income taxes payable	9,065	9,683
Deferred income tax liabilities	2,549	2,903
Accrued expenses and other current liabilities	112,605	136,129

Total current liabilities	663,152	666,562

Noncurrent liabilities
Long-term debt	1,327,607	1,327,667
Deferred income tax liabilities—noncurrent	31,201	26,932
Other noncurrent obligations	210,296	210,418

Total noncurrent liabilities	1,569,104	1,565,017

Commitments and contingencies (Note J)
Shareholder’s equity
Common stock, $0.01 nominal value, 16,275,329 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013	162,753	162,753
Additional paid-in-capital	179,364	176,675
Accumulated deficit	(67,518)	(84,604)
Accumulated other comprehensive income	87,197	88,378

Total shareholder’s equity	361,796	343,202

Total liabilities and shareholder’s equity	$2,594,052	$2,574,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$1,359,132	$1,391,585
Cost of sales	1,260,503	1,310,782

Gross profit	98,629	80,803
Selling, general and administrative expenses	50,030	46,460

Equity in earnings of unconsolidated affiliates	14,950	2,799

Operating income	63,549	37,142
Interest expense, net	32,818	32,308
Loss on extinguishment of long-term debt	—	20,744
Other expense (income), net	895	(6,132)

Income (loss) before income taxes	29,836	(9,778)
Provision for (benefit from) income taxes	12,750	(100)

Net income (loss)	$17,086	$(9,678)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$17,086	$(9,678)
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three months ended March 31, 2014 and 2013, respectively):
Cumulative translation adjustments (net of tax of: 2014—$0.0; 2013—$0.0)	(1,425)	(32,067)
Pension and other postretirement benefit plans before reclassifications (net of tax of: 2014—$0.0; 2013—$2.8)	—	22,561
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior service credit (cost) (net of tax of: 2014—$0.0; 2013—$0.0)(1)	(214)	506
Amortization of net gain (loss) (net of tax of: 2014—$0.1; 2013—$0.2)(1)	458	(622)

Total other comprehensive loss, net of tax	(1,181)	(9,622)

Comprehensive income (loss)	$15,905	$(19,300)

(1)	These other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note K).

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholder’s Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

December 31, 2013	16,275,329	$162,753	$176,675	$88,378	$(84,604)	$343,202
Net income	—	—	—	—	17,086	17,086
Other comprehensive loss	—	—	—	(1,181)	—	(1,181)
Stock-based compensation	—	—	2,689	—	—	2,689

March 31, 2014	16,275,329	$162,753	$179,364	$87,197	$(67,518)	$361,796

December 31, 2012	16,275,329	$162,753	$166,725	$24,573	$(62,386)	$291,665
Net loss	—	—	—	—	(9,678)	(9,678)
Other comprehensive loss	—	—	—	(9,622)	—	(9,622)
Stock-based compensation	—	—	2,118	—	—	2,118

March 31, 2013	16,275,329	$162,753	$168,843	$14,951	$(72,064)	$274,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$17,086	$(9,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	23,728	23,867
Amortization of deferred financing costs and issuance discount	2,516	2,365
Deferred income tax	5,458	(1,926)
Stock-based compensation	2,689	2,118
Earnings of unconsolidated affiliates, net of dividends	(9,950)	(2,799)
Loss on extinguishment of debt	—	20,744
Changes in assets and liabilities
Accounts receivable	(79,204)	(59,863)
Inventories	20,148	10,826
Accounts payable and other current liabilities	18,522	26,992
Income taxes payable	(720)	(4,252)
Other assets, net	(2,649)	(4,384)
Other liabilities, net	1,193	(8,475)

Cash used in operating activities	(1,183)	(4,465)

Cash flows from investing activities
Capital expenditures	(41,141)	(16,941)
Proceeds from capital expenditures subsidy	—	6,575
Payment for working capital adjustment from sale of business	(700)	—
Advance payment refunded	—	(2,711)
Distributions from unconsolidated affiliates	978	1,055
Decrease in restricted cash	—	7,852

Cash used in investing activities	(40,863)	(4,170)

Cash flows from financing activities
Deferred financing fees	—	(44,638)
Short-term borrowings, net	(14,837)	(8,508)
Repayments of Term Loans	—	(1,239,000)
Proceeds from the issuance of Senior Notes	—	1,325,000
Proceeds from Accounts Receivable Securitization Facility	60,971	61,039
Repayments of Accounts Receivable Securitization Facility	(61,538)	(45,053)
Proceeds from Revolving Facility	—	285,000
Repayments of Revolving Facility	—	(405,000)

Cash used in financing activities	(15,404)	(71,160)
Effect of exchange rates on cash	36	(1,532)

Net change in cash and cash equivalents	(57,414)	(81,327)
Cash and cash equivalents—beginning of period	196,503	236,357

Cash and cash equivalents—end of period	$139,089	$155,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2014 and 2013 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the Company’s 2013 audited consolidated financial statements.

The December 31, 2013 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2013 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

NOTE B—RECENT ACCOUNTING GUIDANCE

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. This guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The Company adopted this guidance on a retrospective basis effective January 1, 2014, and the adoption did not have a significant impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued guidance to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires that unrecognized tax benefits be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The Company adopted this guidance prospectively effective January 1, 2014, and the adoption did not have a significant impact on the Company’s financial position or results of operations.

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

NOTE C—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is supplemented by two strategic joint ventures: Americas Styrenics LLC (“AmSty”, a polystyrene joint venture with Chevron Phillips Chemical Company LP) and Sumika Styron Polycarbonate Limited (“Sumika Styron”, a polycarbonate joint venture with Sumitomo Chemical Company, Limited). Investments held in the unconsolidated affiliates are accounted for by the equity method.

At March 31, 2014 and December 31, 2013, respectively, the Company’s investment in AmSty was $128.8 million and $118.3 million. At March 31, 2014 and December 31, 2013, respectively, the Company’s investment in AmSty was $126.4 million and $130.8 million less than the Company’s 50% share of AmSty’s underlying net assets. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 6.5 years as of March 31, 2014. The Company received dividends from AmSty of $5.0 million and $0 for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014 and December 31, 2013, respectively, the Company’s investment in Sumika Styron was $36.1 million and $37.6 million. At March 31, 2014 and December 31, 2013, respectively, the Company’s investment in Sumika Styron was $20.1 million and $20.8 million greater than the Company’s 50% share of Sumika Styron’s underlying net assets. This amount represents the fair value of certain identifiable assets which have not been recorded on the historical financial statements of Sumika Styron. This difference is being amortized over the remaining useful life of the contributed assets of 11.5 years as of March 31, 2014. The Company received dividends of $1.0 million and $1.1 million from Sumika Styron for the three months ended March 31, 2014 and 2013, respectively.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available.

The summarized financial information of the Company’s unconsolidated affiliates is shown below:

	Three Months Ended March 31,
	2014	2013
Sales	$564,132	$596,399
Gross profit	$38,008	$(995)
Net income (loss)	$21,520	$(13,648)

NOTE D—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2014	2013

Finished goods	$293,651	$302,379
Raw materials and semi-finished goods	180,091	191,081
Supplies	36,031	36,731

Total	$509,773	$530,191

NOTE E—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill by segment from December 31, 2013 to March 31, 2014:

	Emulsion Polymers		Plastics
	Latex	Synthetic Rubber	Styrenics	Engineered Polymers	Total

December 31, 2013	$14,901	$10,205	$8,669	$3,498	$37,273
Foreign currency impact	(8)	(5)	(4)	(2)	(19)

March 31, 2014	$14,893	$10,200	$8,665	$3,496	$37,254

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of March 31, 2014 and December 31, 2013, respectively:

		March 31, 2014			December 31, 2013
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	15	$210,439	$(53,195)	$157,244	$210,546	$(49,713)	$160,833
Manufacturing Capacity Rights	6	26,140	—	26,140	—	—	—
Software	5	11,347	(4,660)	6,687	11,034	(4,099)	6,935
Software in development	N/A	4,002	—	4,002	3,746	—	3,746

Total		$251,928	$(57,855)	$194,073	$225,326	$(53,812)	$171,514

In March 2014, the Company entered into an agreement with material supplier JSR Corporation, Tokyo (“JSR”) to acquire its current production capacity rights at the Company’s rubber production facility in Schkopau, Germany for a purchase price of €19.0 million (approximately $26.1 million). Prior to this agreement, JSR held 50% of the capacity rights of one of the Company’s three solution styrene-butadiene rubber (“SSBR”) production trains in Schkopau. As a result, effective March 31, 2014, the Company had full capacity rights to this production train. The €19.0 million purchase price was recorded in “Other intangible assets, net” in the condensed consolidated balance sheet as of March 31, 2014 to be amortized over its estimated useful life of approximately 6 years. Further, the purchase price was recorded within capital expenditures in investing activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2014.

Amortization expense on other intangible assets totaled $4.0 million and $3.9 million for the three months ended March 31, 2014 and 2013, respectively.

Estimated Amortization Expense for the Next Five Years
Remainder of 2014	$15,390
2015	20,510
2016	19,945
2017	19,108
2018	18,393
2019	18,252

NOTE F—DEBT

Debt consisted of the following:

	March 31,	December 31,
	2014	2013
Senior Secured Credit Facility
Revolving Facility	$—	$—
Senior Notes	1,325,000	1,325,000
Accounts Receivable Securitization Facility	—	—
Other indebtedness	12,421	11,421

Total debt	1,337,421	1,336,421
Less: short-term borrowings	(9,814)	(8,754)

Total long-term debt	$1,327,607	$1,327,667

Senior Secured Credit Facility

In January 2013, the Company amended its credit agreement (“Senior Secured Credit Facility”) to, among other things, increase the Company’s revolving credit facility (“Revolving Facility”) borrowing capacity from $240.0 million to $300.0 million, decreased the borrowing rate of the Revolving Facility through a decrease in the applicable margin rate from 4.75% to 3.00% as applied to base rate loans (which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined therein)), or 5.75% to 4.00% as applied to LIBO rate loans (which shall bear interest at a rate per annum equal to the LIBO rate plus the applicable margin and the mandatory cost (as defined therein), if applicable), extended the maturity date to January 2018 and concurrently repaid its then outstanding term loans under our Senior Secured Credit Facility (the “Term Loans”) of $1,239.0 million using the proceeds from its sale of $1,325.0 million aggregate principal amount of the 8.750% senior secured notes (“Senior Notes”) issued in January 2013 (refer below for further discussion).

Prior to the amendment, the Senior Secured Credit Facility required that the Company comply with certain affirmative and negative covenants, including restrictions with respect to payment of dividends and other distributions to shareholders, and financial covenants that include the maintenance of certain financial ratios. These ratios include both a maximum leverage ratio no greater than 5.25 to 1.00 and an interest coverage ratio no less than 2.00 to 1.00 for the most recent twelve-month period.

The amendment replaced the Company’s total leverage ratio requirement with a first lien net leverage ratio (as defined under the amended agreement) and removed the interest coverage ratio requirement. If the outstanding balance on the Revolving Facility exceeds 25% of the $300.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million) at a quarter end, then the Company’s first lien net leverage ratio may not exceed 5.25 to 1.00 for the quarter ending March 31, 2013, 5.00 to 1.00 for the subsequent quarters through December 31, 2013, 4.50 to 1.00 for each of the quarters ending in 2014 and 4.25 to 1.00 for each of the quarters ending in 2015 and thereafter. As of March 31, 2014, the Company was in compliance with all debt covenant requirements.

As a result of this amendment and repayment of the Term Loans in January 2013, the Company recognized a $20.7 million loss on extinguishment of debt during the first quarter of 2013, which consisted of the write-off of existing unamortized debt issuance cost and debt discount attributable to the Term Loans. Fees and expenses incurred in connection with this amendment were $5.5 million, which were capitalized within “Deferred charges and other assets” in the condensed consolidated balance sheet and are being amortized into “Interest expense, net” in the condensed consolidated statement of operations over the remaining term of the Revolving Facility using the straight-line method.

As of March 31, 2014, the Company had no outstanding borrowings, and had $292.7 million (net of $7.3 million outstanding letters of credit) of funds available for borrowings under the Revolving Facility.

Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% Senior Notes. The Senior Notes interest is payable semi-annually on February 1st and August 1st of each year, which commenced on August 1, 2013. The notes will mature on February 1, 2019, at which time the entire $1,325.0 million will be due and payable. The proceeds from the issuance of the Senior Notes were used to repay all of the Company’s outstanding Term Loans and related refinancing fees and expenses.

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

In addition, at any time prior to August 1, 2015, the Company may redeem up to 35% of the original principal amount of the notes at a redemption price equal to 108.750% of the face amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds that the Company raises in certain equity offerings. The Company may also redeem, during any 12-month period commencing from the issue date until August 1, 2015, up to 10% of the original principal amount of the Senior Notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

The Senior Notes rank equally in right of payment with all of the Company’s existing and future senior secured debt and pari passu with the Company and the Guarantors’ (as defined below) indebtedness that is secured by first-priority liens, including the Company’s Senior Secured Credit Facility (as defined above), to the extent of the value of the collateral securing such indebtedness and ranking senior in right of payment to all of the Company’s existing and future subordinated debt. However, claims under the Senior Notes effectively rank behind the claims of holders of debt, including interest, under our Senior Secured Credit Facility in respect of proceeds from any enforcement action with respect to the collateral or in any bankruptcy, insolvency or liquidation proceeding. The Senior Notes are unconditionally guaranteed on a senior secured basis by each of our existing and future wholly-owned subsidiaries that guarantee our Senior Secured Credit Facility (other than our subsidiaries in France and Spain) (the “Guarantors”). The note guarantees rank equally in right of payment with all of the Guarantors’ existing and future senior secured debt and senior in right of payment to all of the Guarantors’ existing and future subordinated debt. The notes are structurally subordinated to all of the liabilities of each of our subsidiaries that do not guarantee the notes.

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

Fees and expenses incurred in connection with the issuance of Senior Notes were approximately $42.0 million, which were capitalized and included in “Deferred charges and other assets” in the condensed consolidated balance sheet, and are being amortized into “Interest expense, net” in the condensed consolidated statement of operations over the term of the Senior Notes using the effective interest rate method.

Accounts Receivable Securitization Facility

In May 2013, the Company amended its existing accounts receivable securitization facility (“Accounts Receivable Securitization Facility”) which increased its borrowing capacity from $160.0 million to $200.0 million, extended the maturity date to May 2016 and allows for the expansion of the pool of eligible accounts receivable to include previously excluded U.S. and Netherlands subsidiaries. As a result of the amendment, the Company incurred $0.7 million in fees, which were capitalized within “Deferred charges and other assets” in the condensed consolidated balance sheet and are being amortized into “Interest expense, net” in the condensed consolidated statement of operations using the straight-line method over the remaining term.

The Accounts Receivable Securitization Facility is subject to interest charges against the amount of outstanding borrowings as well as the amount of available, but undrawn borrowings. As a result of the amendment to our Accounts Receivable Securitization Facility, in regards to outstanding borrowings, fixed interest charges decreased from 3.25% plus commercial paper rates to 2.60% plus variable commercial paper rates. In regards to available, but undrawn borrowings, fixed interest charges decreased from 1.50% to 1.40%.

As of March 31, 2014 and December 31, 2013, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $198.6 million and $143.8 million, respectively, of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

NOTE G—FOREIGN EXCHANGE FORWARD CONTRACTS

The Company manages its exposures to changes in foreign currency exchange rates where possible by paying expenses in the same currency in which we generate sales in a particular country as well as using derivative contracts which are not designated for hedge accounting treatment. During 2012, the Company entered into foreign exchange forward contracts with a notional U.S. dollar equivalent of $82.0 million that were not designated as hedging instruments in order to manage volatility in foreign currency exposures. As these foreign exchange forward contracts were not designated for hedge accounting treatment, changes in the fair value of underlying instruments are recognized in “Other expense (income), net” in the condensed consolidated statement of operations.

These contracts were settled in February and May 2013, with no new contracts entered since that time. For the three months ended March 31, 2013, the Company recognized $0.4 million of gains from foreign exchange forward contracts.

NOTE H—FAIR VALUE MEASUREMENTS

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

The following tables present the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2014 and December 31, 2013, respectively:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
March 31, 2014
Senior Notes	$—	$1,426,031	$1,426,031

Total fair value	$—	$1,426,031	$1,426,031

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2013
Senior Notes	$—	$1,366,406	$1,366,406

Total fair value	$—	$1,366,406	$1,366,406

There were no other significant financial instruments outstanding as of March 31, 2014 and December 31, 2013.

NOTE I—PROVISION FOR INCOME TAXES

	Three Months Ended March 31,
	2014	2013
Effective income tax rate	42.7%	1.0%

Provision for income taxes for the three months ended March 31, 2014 was $12.8 million, resulting in an effective tax rate of 42.7%. Benefit from income taxes for the three months ended March 31, 2013 was $0.1 million, resulting in an effective tax rate of 1.0%.

The increase in provision for income taxes was primarily driven by the increase in income before income taxes from $9.8 million of loss for the three months ended March 31, 2013 to $29.8 million of income for the three months ended March 31, 2014. The loss before income taxes of $9.8 million for the three month period ended March 31, 2013 included the $20.7 million loss on extinguishment of debt (discussed in Note F to the condensed consolidated financial statements), which provided a $4.3 million tax benefit in that period. This one time item did not recur during the three month period ended March 31, 2014.

NOTE J—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. At March 31, 2014 and December 31, 2013, the Company had no accrued obligations for environmental remediation and restoration costs. Pursuant to the terms of the Styron sales and purchase agreement, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut, Dalton, Georgia, and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, Terneuzen, The Netherlands, and Guaruja, Brazil. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites.

Inherent uncertainties exist in the Company’s potential environmental liabilities primarily due to unknown conditions whether future claims may fall outside the scope of the indemnity, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. In connection with the Company’s existing indemnification, the possibility is considered remote that environmental remediation costs will have a material adverse impact on the consolidated financial statements.

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts where it is required to purchase certain minimum volumes at current market prices. These commitments range from 1 to 7 years. In certain raw material purchase contracts, the Company has the right to purchase less than the required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases, these obligations would be less than the annual commitment as disclosed in the 2013 consolidated financial statements.

The Company has service agreements with Dow and Bain Capital, some of which contain fixed annual fees. See Note M for further discussion.

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

NOTE K—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended March 31,
	2014	2013
Defined Benefit Pension Plans
Service cost	$3,515	$3,679
Interest cost	1,933	1,661
Expected return on plan assets	(621)	(428)
Amortization of prior service credit	(256)	(526)
Amortization of net loss	467	812

Net periodic benefit cost	$5,038	$5,198

	Three Months Ended March 31,
	2014	2013
Other Postretirement Plans
Service cost	$75	$71
Interest cost	78	66
Amortization of prior service cost	26	—
Amortization of net gain	(37)	—

Net periodic benefit cost	$142	$137

As of March 31, 2014 and December 31, 2013, the Company’s benefit obligations included in “Other noncurrent obligations” in the condensed consolidated balance sheets were $164.6 million and $163.2 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions of approximately $4.2 million during the three months ended March 31, 2014. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $11.8 million to its defined benefit plans for the remainder of 2014.

Affiliation Agreements and Successor Plans

A majority of Company employees are participants in various defined benefit pension and other postretirement plans which are administered and sponsored by Trinseo. In connection with the Acquisition, the Company and Dow entered into affiliation agreements in certain jurisdictions (the “Affiliation Agreements”) allowing employees who transferred from Dow to the Company as of June 17, 2010 to remain in the Dow operated pension plans (“Dow Plans”) until the Company established its own pension plan. The Affiliation Agreements ended on December 31, 2012. Effective January 1, 2013, all remaining employees of the Company who were previously participants of the Dow Plans in Switzerland and the Netherlands transferred to separately administered and sponsored pension plans of the Company (the “Successor Plans”). The benefit obligation and related plan assets in the Dow Plans belonging to the Company’s employees were transferred to the Successor Plans. As a result of the transfer, the Company recognized prior service credits and net losses of approximately $26.8 million and $1.4 million, respectively, in other comprehensive income for the three months ended March 31, 2013.

NOTE L—STOCK-BASED COMPENSATION

On June 17, 2010, Bain Capital Everest Manager Holding SCA, which we refer to as the “Parent”, authorized the issuance of up to 750,000 shares in time-based and performance-based restricted stock to certain key members of management. Any related compensation associated with these awards is allocated to the Company from the Parent.

For the three month period ended March 31, 2014, there were no grants of time-based or performance-based restricted stock awards. Total compensation expense for time-based restricted stock awards was $2.4 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $10.1 million of total unrecognized compensation cost related to time-based restricted stock awards. This cost is expected to be recognized over a weighted-average period of 3.2 years.

For the three months ended March 31, 2014, the Company has not recorded compensation expense related to performance-based restricted stock awards as the likelihood of achieving the performance condition was not deemed to be probable as of March 31, 2014. Should this determination change in the future, compensation expense will be recognized over any remaining service period at that time. As of March 31, 2014, there was $15.5 million of total unrecognized compensation cost related to performance-based restricted stock awards.

Management Retention Awards

During the year ended December 31, 2012, the Parent agreed to retention awards with certain officers. These awards generally vest over one to four years, and are payable upon vesting subject to the participant’s continued employment with the Company on the vesting date. Compensation expense related to these retention awards is equivalent to the value of the award, and is being recognized ratably over the applicable service period. Total compensation expense for these retention awards were $0.2 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $1.1 million in unrecognized compensation cost related to these retention awards. This cost is expected to be recognized over a period of 1.8 years.

NOTE M—RELATED PARTY TRANSACTIONS

Bain Capital provides management services to the Company pursuant to a 10-year initial term advisory agreement, under which the Company incurred $1.2 million of fees for both the three months ended March 31, 2014 and 2013, respectively.

Bain Capital also provides advice pursuant to a 10-year initial term transaction services agreement, with fees payable as a percentage of the transaction value of each financing, acquisition, or similar transaction. In connection with the issuance of Senior Notes and the amendment to the Company’s Senior Secured Credit Facility in 2013, the Company incurred approximately $13.9 million of fees paid to Bain Capital pursuant to this agreement during the three month period ended March 31, 2013. The fees incurred were included in the refinancing fees capitalized as deferred charges (see Note F for further discussion). No similar fees were incurred during the three months ended March 31, 2014.

NOTE N—SEGMENTS

The Company operates four segments under two principal business units. The Emulsion Polymers business unit includes a Latex segment and a Synthetic Rubber segment. The Plastics business unit includes a Styrenics segment and an Engineered Polymers segment.

The Latex segment produces styrene-butadiene latex (“SB latex”) primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications. The Synthetic Rubber segment produces synthetic rubber products used predominantly in tires, with additional applications in polymer modification and technical rubber goods, including conveyer and fan belts, hoses, seals and gaskets. The Styrenics and Engineered Polymers segments offer complementary plastics products with formulations developed for durable applications, such as consumer electronics, automotive and construction. Through these two segments, the Company provides a broad set of plastics product solutions to its customers.

	Emulsion Polymers		Plastics
Three Months Ended	Latex	Synthetic Rubber	Styrenics	Engineered Polymers	Corporate Unallocated	Total

March 31, 2014
Sales to external customers	$326,305	$176,714	$594,342	$261,771	$—	$1,359,132
Equity in earnings (losses) of unconsolidated affiliates	—	—	15,537	(587)	—	14,950
EBITDA(1)	25,513	43,101	42,266	(2,359)
Investment in unconsolidated affiliates	—	—	128,800	36,059	—	164,859
Depreciation and amortization	6,304	7,170	7,389	1,774	1,091	23,728

March 31, 2013
Sales to external customers	$356,756	$176,416	$601,971	$256,442	$—	$1,391,585
Equity in earnings (losses) of unconsolidated affiliates	—	—	3,133	(334)	—	2,799
EBITDA(1)	26,726	30,659	25,391	(795)
Investment in unconsolidated affiliates	—	—	104,449	37,599	—	142,048
Depreciation and amortization	6,810	7,032	7,598	1,681	746	23,867

(1)	Reconciliation of EBITDA to net income (loss) is as follows:

	Three Months Ended March 31,
	2014	2013

Total Segment EBITDA	$108,521	$81,981
Corporate unallocated	(22,139)	(35,584)
Less: Interest expense, net	32,818	32,308
Less: Provision for (benefit from) income taxes	12,750	(100)
Less: Depreciation and amortization	23,728	23,867

Net income (loss)	$17,086	$(9,678)

Corporate unallocated includes certain corporate overhead costs, loss on extinguishment of long-term debt, and certain other income and expenses.

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

NOTE O—DIVESTURE

In June 2013, the Company’s board of directors approved the sale of its expandable polystyrene (“EPS”) business within the Company’s Styrenics segment, under a sale and purchase agreement which was signed in July 2013. The sale closed on September 30, 2013 and the Company received $15.2 million of sales proceeds during the third quarter of 2013, subject to a $0.7 million working capital adjustment, which was paid by the Company during the three months ended March 31, 2014 and is reflected within investing activities in the condensed consolidated statement of cash flows for that period.

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

NOTE P—RESTRUCTURING

In July 2013, the Company’s board of directors approved the plan to close the Company’s latex manufacturing facility in Altona, Australia. This restructuring plan was a strategic business decision to improve the results of the overall Latex segment. The facility manufactured SB latex used in the carpet and paper markets. Production at the facility ceased in the third quarter of 2013, followed by decommissioning, with demolition expected throughout 2014. As a result of the plant closure, the Company recorded restructuring charges of $10.8 million for the year ended December 31, 2013 (none of which were recorded in the three month period ended March 31, 2013). These charges consisted of property, plant and equipment and other asset impairment charges, employee termination benefit charges, contract termination charges, and decommissioning charges, of which approximately $4.8 million remained accrued on the Company’s consolidated balance sheet as of December 31, 2013. For the three months ended March 31, 2014, the Company recorded additional restructuring charges of approximately $0.6 million, related to incremental employee termination benefit charges and decommissioning costs. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Latex segment. The remaining employee termination benefits, contract termination costs, and decommissioning costs are recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet.

The following table provides a rollforward of the liability balances associated with the Altona plant shutdown:

	Balance at December 31, 2013	Expenses	Deductions*	Balance at March 31, 2014
Employee termination benefit charges	$1,408	$302	$(1,324)	$386
Contract termination charges	3,388	—	(1,125)	2,263
Other**	26	248	(218)	56

Total	$4,822	$550	$(2,667)	$2,705

*	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.
**	Includes decommissioning charges primarily related to labor service costs.

NOTE Q—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Currency Translation Adjustment, Net	Employee Benefits, Net	Total

December 31, 2013	$116,146	$(27,768)	$88,378
Other comprehensive income (loss)	(1,425)	244	(1,181)

March 31, 2014	$114,721	$(27,524)	$87,197

December 31, 2012	$62,807	$(38,234)	$24,573
Other comprehensive income (loss)	(32,067)	22,445	(9,622)

March 31, 2013	$30,740	$(15,789)	$14,951

NOTE R—SUBSEQUENT EVENTS

In April 2014, the Company completed the sale of a portion of land at our manufacturing site in Livorno, Italy for a purchase price of €4.95 million (approximately $6.8 million). As of March 31, 2014 and December 31, 2013, this land is classified as held-for-sale within the caption “Other current assets” in the condensed consolidated statement balance sheet. No significant gain or loss is expected as a result of this transaction.

NOTE S—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following supplemental condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10 of Regulation S-X:

•	the Condensed Consolidating Balance Sheets as of March 31, 2014 and December 31, 2013;

•	the Condensed Consolidating Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013; and

•	the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2014 and 2013.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for its investments in 100 percent owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Condensed Consolidated Financial Statements presented and other notes related thereto contained within this Quarterly Report.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	March 31, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$17	$503	$90,821	$47,748	$—	$139,089
Accounts receivable, net of allowance	—	916	264,265	532,288	(868)	796,601
Intercompany receivables	—	525,874	1,349,101	119,542	(1,994,517)	—
Inventories	—	—	418,745	92,501	(1,473)	509,773
Deferred income tax assets	—	—	1,624	5,546	—	7,170
Other current assets	—	1,801	6,323	16,293	—	24,417

Total current assets	17	529,094	2,130,879	813,918	(1,996,858)	1,477,050

Investments in unconsolidated affiliates	—	—	164,859	—	—	164,859
Property, plant and equipment, net	—	—	466,548	130,051	—	596,599
Other assets
Goodwill	—	—	37,254	—	—	37,254
Other intangible assets, net	—	—	193,923	150	—	194,073
Investments in subsidiaries	362,047	1,276,822	659,708	—	(2,298,577)	—
Intercompany notes receivable— noncurrent	—	1,359,290	17,730	—	(1,377,020)	—
Deferred income tax assets—noncurrent	—	—	37,523	5,910	—	43,433
Deferred charges and other assets	1,110	46,640	31,983	632	419	80,784

Total other assets	363,157	2,682,752	978,121	6,692	(3,675,178)	355,544

Total assets	$363,174	$3,211,846	$3,740,407	$950,661	$(5,672,036)	$2,594,052

Liabilities and shareholder’s equity
Current liabilities
Short-term borrowings	$—	$1,458	$—	$8,356	$—	$9,814
Accounts payable	—	3,109	466,360	59,650	—	529,119
Intercompany payables	269	780,369	531,126	681,643	(1,993,407)	—
Income taxes payable	—	—	8,224	1,635	(794)	9,065
Deferred income tax liabilities	—	—	660	1,889	—	2,549
Accrued expenses and other current liabilities	1,109	29,218	69,293	12,985	—	112,605

Total current liabilities	1,378	814,154	1,075,663	766,158	(1,994,201)	663,152

Noncurrent liabilities
Long-term debt	—	1,325,000	2,607	—	—	1,327,607
Intercompany notes payable— noncurrent	—	—	1,347,429	29,590	(1,377,019)	—
Deferred income tax liabilities— noncurrent	—	2,050	20,091	9,060	—	31,201
Other noncurrent obligations	—	—	198,226	12,070	—	210,296

Total noncurrent liabilities	—	1,327,050	1,568,353	50,720	(1,377,019)	1,569,104

Commitments and contingencies (Note J)
Shareholder’s equity	361,796	1,070,642	1,096,391	133,783	(2,300,816)	361,796

Total liabilities and shareholder’s equity	$363,174	$3,211,846	$3,740,407	$950,661	$(5,672,036)	$2,594,052

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2	$954	$154,770	$40,777	$—	$196,503
Accounts receivable, net of allowance	—	—	272,745	444,739	(2)	717,482
Intercompany receivables	—	554,795	1,242,405	93,841	(1,891,041)	—
Inventories	—	—	439,952	93,019	(2,780)	530,191
Deferred income tax assets	—	—	5,077	4,743	—	9,820
Other current assets	—	3,954	4,386	14,410	—	22,750

Total current assets	2	559,703	2,119,335	691,529	(1,893,823)	1,476,746

Investments in unconsolidated affiliates	—	—	155,887	—	—	155,887
Property, plant and equipment, net	—	—	476,137	130,290	—	606,427
Other assets
Goodwill	—	—	37,273	—	—	37,273
Other intangible assets, net	—	—	171,352	162	—	171,514
Investments in subsidiaries	343,429	1,232,608	615,153	—	(2,191,190)	—
Intercompany notes receivable—noncurrent	—	1,359,637	17,739	—	(1,377,376)	—
Deferred income tax assets—noncurrent	—	—	36,260	6,678	—	42,938
Deferred charges and other assets	—	48,801	33,607	990	598	83,996

Total other assets	343,429	2,641,046	911,384	7,830	(3,567,968)	335,721

Total assets	$343,431	$3,200,749	$3,662,743	$829,649	$(5,461,791)	$2,574,781

Liabilities and shareholder’s equity
Current liabilities
Short-term borrowings	$—	$3,646	$—	$5,108	$—	$8,754
Accounts payable	—	2,570	436,147	70,378	(2)	509,093
Intercompany payables	158	763,022	550,741	576,354	(1,890,275)	—
Income taxes payable	—	—	9,407	276	—	9,683
Deferred income tax liabilities	—	—	784	2,119	—	2,903
Accrued expenses and other current liabilities	71	58,977	66,061	11,020	—	136,129

Total current liabilities	229	828,215	1,063,140	665,255	(1,890,277)	666,562

Noncurrent liabilities
Long-term debt	—	1,325,000	2,667	—	—	1,327,667
Intercompany notes payable—noncurrent	—	—	1,347,773	29,602	(1,377,375)	—
Deferred income tax liabilities—noncurrent	—	1,600	17,115	8,217	—	26,932
Other noncurrent obligations	—	—	198,479	11,939	—	210,418

Total noncurrent liabilities	—	1,326,600	1,566,034	49,758	(1,377,375)	1,565,017

Commitments and contingencies (Note J)
Shareholder’s equity	343,202	1,045,934	1,033,569	114,636	(2,194,139)	343,202

Total liabilities and shareholder’s equity	$343,431	$3,200,749	$3,662,743	$829,649	$(5,461,791)	$2,574,781

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,227,563	$347,297	$(215,728)	$1,359,132
Cost of sales	—	157	1,147,077	329,723	(216,454)	1,260,503

Gross profit	—	(157)	80,486	17,574	726	98,629
Selling, general and administrative expenses	2,706	685	42,076	4,563	—	50,030
Equity in earnings of unconsolidated affiliates	—	—	14,950	—	—	14,950

Operating income (loss)	(2,706)	(842)	53,360	13,011	726	63,549
Interest expense, net	—	31,590	312	916	—	32,818
Intercompany interest expense (income), net	2	(19,831)	16,647	3,152	30	—
Other expense (income), net	—	(3,088)	(824)	4,807	—	895
Equity in loss (earnings) of subsidiaries	(19,794)	(35,386)	(27,168)	—	82,348	—

Income (loss) before income taxes	17,086	25,873	64,393	4,136	(81,652)	29,836
Provision for income taxes	—	—	9,182	3,316	252	12,750

Net income (loss)	$17,086	$25,873	$55,211	$820	$(81,904)	$17,086

Comprehensive income (loss)	$15,905	$24,692	$54,636	$214	$(79,542)	$15,905

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,269,200	$373,332	$(250,947)	$1,391,585
Cost of sales	—	361	1,201,394	361,331	(252,304)	1,310,782

Gross profit	—	(361)	67,806	12,001	1,357	80,803
Selling, general and administrative expenses	2,154	1,133	37,811	5,362	—	46,460
Equity in earnings of unconsolidated affiliates	—	—	2,799	—	—	2,799

Operating income (loss)	(2,154)	(1,494)	32,794	6,639	1,357	37,142
Interest expense, net	—	30,731	1,219	358	—	32,308
Intercompany interest expense (income), net	1	(20,874)	17,766	3,164	(57)	—
Loss on extinguishment of long-term debt	—	20,744	—	—	—	20,744
Other expense (income), net	(3)	6,899	(15,562)	2,357	177	(6,132)
Equity in loss (earnings) of subsidiaries	7,526	(35,576)	1,018	—	27,032	—

Income (loss) before income taxes	(9,678)	(3,418)	28,353	760	(25,795)	(9,778)
Provision for (benefit from) income taxes	—	176	224	(1,480)	980	(100)

Net income (loss)	$(9,678)	$(3,594)	$28,129	$2,240	$(26,775)	$(9,678)

Comprehensive income (loss)	$(19,300)	$(13,216)	$18,476	$2,271	$(7,531)	$(19,300)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Cash provided by (used in) operating activities	$(15)	$(33,173)	$14,291	$17,714	$—	$(1,183)
Cash flows from investing activities
Capital expenditures	—	—	(38,254)	(2,887)	—	(41,141)
Payment for working capital adjustment from sale of business	—	—	(700)	—	—	(700)
Distributions from unconsolidated affiliates	—	—	978	—	—	978
Investments in subsidiaries	—	(10,000)	—	—	10,000	—
Intercompany investing activities	—	—	(76,566)	—	76,566	—

Cash provided by (used in) investing activities	—	(10,000)	(114,542)	(2,887)	86,566	(40,863)

Cash flows from financing activities
Intercompany short-term borrowings, net	30	44,908	13,050	5,578	(63,566)	—
Short-term borrowings, net	—	(2,188)	(70)	(12,579)	—	(14,837)
Contributions from parent companies	—	—	10,000	—	(10,000)	—
Proceeds from issuance of intercompany indebtedness	—	—	13,000	—	(13,000)	—
Proceeds from Accounts Receivable Securitization Facility	—	—	—	60,971	—	60,971
Repayments of Accounts Receivable Securitization Facility	—	—	—	(61,538)	—	(61,538)

Cash provided by (used in) financing activities	30	42,720	35,980	(7,568)	(86,566)	(15,404)
Effect of exchange rates on cash	—	2	322	(288)	—	36

Net change in cash and cash equivalents	15	(451)	(63,949)	6,971	—	(57,414)
Cash and cash equivalents—beginning of period	2	954	154,770	40,777	—	196,503

Cash and cash equivalents—end of period	$17	$503	$90,821	$47,748	$—	$139,089

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Cash provided by (used in) operating activities	$(16)	$23,240	$(32,373)	$4,684	$—	$(4,465)
Cash flows from investing activities
Capital expenditures	—	—	(15,153)	(1,788)	—	(16,941)
Proceeds from capital expenditures subsidy	—	—	6,575	—	—	6,575
Advance payment refunded	—	—	—	(2,711)	—	(2,711)
Distributions from unconsolidated affiliates	—	—	1,055	—	—	1,055
Intercompany investing activities	—	—	(73,348)	—	73,348	—
Decrease in restricted cash	—	—	—	7,852	—	7,852

Cash provided by (used in) investing activities	—	—	(80,871)	3,353	73,348	(4,170)

Cash flows from financing activities
Deferred financing fees	—	(44,638)	—	—	—	(44,638)
Intercompany short-term borrowings, net	16	29,192	38,728	5,412	(73,348)	—
Short-term borrowings, net	—	(2,124)	—	(6,384)	—	(8,508)
Repayments of Term Loans	—	(1,239,000)	—	—	—	(1,239,000)
Proceeds from the issuance of Senior Notes	—	1,325,000	—	—	—	1,325,000
Proceeds from Accounts Receivable Securitization Facility	—	—	—	61,039	—	61,039
Repayments of Accounts Receivable Securitization Facility	—	—	—	(45,053)	—	(45,053)
Proceeds from Revolving Facility	—	285,000	—	—	—	285,000
Repayments of Revolving Facility	—	(405,000)	—	—	—	(405,000)

Cash provided by (used in) financing activities	16	(51,570)	38,728	15,014	(73,348)	(71,160)
Effect of exchange rates on cash	—	89	(1,415)	(206)	—	(1,532)

Net change in cash and cash equivalents	—	(28,241)	(75,931)	22,845	—	(81,327)
Cash and cash equivalents—beginning of period	3	29,411	182,088	24,855	—	236,357

Cash and cash equivalents—end of period	$3	$1,170	$106,157	$47,700	$—	$155,030

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note on Forward-Looking Statements

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes thereto, included elsewhere within this Quarterly Report.

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Refer to Part 1 Item 1A- “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (our “2013 Annual Report”) for factors that may impact the future performance of the Company.

As a result of these or other factors, our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

2014 Highlights

In February 2014, the Company announced plans to add an additional 25 kMT of SB latex capacity at our facility in Zhangjiagang, China, which we expect to become operational in the second quarter of 2015 and will represent a 33% increase in our SB latex capacity in China. This expansion will allow us to capitalize on the expected growth in demand for latex in China’s paper and paperboard industry, forecast to grow in the next five years.

In March 2014, the Company entered into an agreement with material supplier JSR to acquire its current production capacity rights at the Company’s rubber production facility in Schkopau, Germany for a purchase price of €19.0 million (approximately $26.1 million). Prior to this agreement, JSR held 50% of the capacity rights of one of the Company’s three SSBR production trains in Schkopau. As a result, effective March 31, 2014, the Company had full capacity rights to this production train, enabling us to increase our capabilities to serve the global tire market.

In April 2014, the Company announced plans for the conversion of our nickel polybutadiene rubber (“Ni-PBR”) production train in Schkopau, Germany, to neodymium polybutadiene rubber (“Nd-PBR”), which we expect to be completed and operational in the fourth quarter of 2015. Nd-PBR is a synthetic rubber used mainly in the production of tires as well as in a variety of other applications such as industrial rubber goods and polymer modification. Nd-PBR in ultra-high performance tires allows for the increase of elasticity, endurance and durability which results in improved rolling resistance in tires. The Nd-PBR conversion will allow us to further grow our rubber business and broaden our product range.

Also in April 2014, the Company completed the sale of a portion of our land at our manufacturing site in Livorno, Italy for a purchase price of €4.95 million (approximately $6.8 million). This sale had no significant impact on the ongoing operations of the Company, but provided an opportunity to generate additional cash flows for the Company.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The tables below set forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

(in millions)	Three Months Ended March 31,
	2014	2013
Net sales	$1,359.1	$1,391.6
Cost of sales	1,260.5	1,310.8

Gross profit	98.6	80.8
Selling, general and administrative expenses	50.0	46.5
Equity in earnings of unconsolidated affiliates	15.0	2.8

Operating income	63.6	37.1
Interest expense, net	32.8	32.3
Loss on extinguishment of long-term debt	—	20.7
Other expense (income), net	0.9	(6.1)

Income (loss) before income taxes	29.9	(9.8)
Provision for (benefit from) income taxes	12.8	(0.1)

Net income (loss)	$17.1	$(9.7)

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	92.7%	94.2%

Gross profit	7.3%	5.8%
Selling, general and administrative expenses	3.7%	3.3%
Equity in earnings of unconsolidated affiliates	1.1%	0.2%

Operating income	4.7%	2.7%
Interest expense, net	2.4%	2.3%
Loss on extinguishment of long-term debt	0.0%	1.5%
Other expense (income), net	0.1%	(0.4)%

Income (loss) before income taxes	2.2%	(0.7)%
Provision for (benefit from) income taxes	0.9%	(0.0)%

Net income (loss)	1.3%	(0.7)%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Sales

Net sales for the three months ended March 31, 2014 decreased by $32.5 million, or 2.3%, to $1,359.1 million from $1,391.6 million in the three months ended March 31, 2013. Of the 2.3% decrease in net sales, 5.3% was due to lower selling prices, which was offset by increases in sales of 1.3% due to higher sales volume and 1.7% due to favorable currency impact as the U.S. dollar weakened compared to the euro. The overall decrease in selling prices was primarily due to the pass through of lower raw material costs to customers, while the increase in sales volume was primarily due to the Synthetic Rubber segment, caused by higher SSBR sales to tire producers.

Cost of Sales

Cost of sales for the three months ended March 31, 2014 decreased by $50.3 million, or 3.8%, to $1,260.5 million from $1,310.8 million in the three months ended March 31, 2013. Of the 3.8% decrease, 6.3% was attributable to lower raw materials costs, primarily butadiene. This decrease was partially offset by an unfavorable currency impact of approximately 1.6% due to the weakening of the U.S. dollar compared to the euro, and a 0.6% increase due to higher sales volume. The remaining offsetting costs were related to slight increases in other manufacturing expenses.

Gross Profit

Gross profit for the three months ended March 31, 2014 increased by $17.8 million, or 22.0%, to $98.6 million from $80.8 million in the three months ended March 31, 2013. The increase was primarily attributable to higher margin in the Styrenics segment, with lower raw material cost, margin improvement initiatives, and improved market dynamics, as well as higher volume to SSBR customers.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2014 increased by $3.5 million, or 7.5%, to $50.0 million from $46.5 million in the three months ended March 31, 2013. The increase in SG&A expenses were primarily due to increases in bad debt expense of $0.5 million, stock-based compensation and other employee benefit expenses of $1.9 million, additional restructuring charges related to the shutdown of our latex facility in Altona, Australia of $0.6 million, and normal increases in operating costs.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the three months ended March 31, 2014 was $15.0 million compared to equity in earnings of $2.8 million for the three months ended March 31, 2013. AmSty equity earnings increased to $15.5 million for the three months ended March 31, 2014 from $3.1 million for the three months ended March 31, 2013 primarily due to stronger operating performance driven by improved market conditions. Sumika Styron had equity losses of $0.5 million for the three months ended March 31, 2014 and $0.3 million for the three months ended March 31, 2013, respectively.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2014 was $32.8 million compared to $32.3 million for the three months ended March 31, 2013. As our Senior Notes were issued and our Term Loans were repaid in late January 2013, this increase in interest expense was primarily attributable to the higher outstanding principal and interest rate during the month of January 2014 on the Senior Notes which bear an interest rate of 8.75% when compared to a 6.0% interest rate on the Term Loans during the month of January 2013.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of debt of $20.7 million for the three months ended March 31, 2013 was related to the extinguishment of our $1,239.0 million Term Loans, which was comprised of the write-off of existing unamortized deferred financing fees and original issue discount attributable to the Term Loans totaling $14.4 million and $6.3 million, respectively. There was no similar charge recognized in the three months ended March 31, 2014.

Other Expense (Income), net

Other expense, net in the three months ended March 31, 2014 was $0.9 million, which consisted of foreign exchange transaction losses of approximately $0.4 million and other expense of $0.5 million. The foreign exchange transaction losses were driven primarily by the remeasurement of our net receivables denominated in Chinese renminbi, which weakened against the U.S. dollar during the first quarter of 2014. These losses were partially offset by foreign exchange transaction gains from our Indonesian rupiah and euro net payables to the U.S. dollar.

Other income, net in the three months ended March 31, 2013 was $6.1 million, which consisted primarily of foreign exchange transaction gains driven by the remeasurement of our net payables denominated in the euro, which weakened against the U.S. dollar during the first quarter of 2013.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended March 31, 2014 was $12.8 million, resulting in an effective tax rate of 42.7%. Benefit from income taxes for the three months ended March 31, 2013 was $0.1 million, resulting in an effective tax rate of 1.0%.

The increase in our income tax provision was primarily driven by the increase in income before income taxes from $9.8 million of loss for the three months ended March 31, 2013 to $29.8 million of income for the three months ended March 31, 2014. The loss before income taxes of $9.8 million for the three month period ended March 31, 2013 included the $20.7 million loss on extinguishment of debt (discussed above), which provided a $4.3 million tax benefit in that period. This one time item did not recur during the three month period ended March 31, 2014.

Selected Segment Information

The following tables present net sales and EBITDA by segment and as a percentage of total net sales and net sales by segment, respectively, for the following periods:

	Three Months Ended March 31,
(in millions)	2014	2013
Net sales(1)
Latex segment	$326.3	$356.8
Synthetic Rubber segment	176.7	176.4
Styrenics segment	594.3	602.0
Engineered Polymers segment	261.8	256.4
Corporate unallocated(2)	—	—

Total	$1,359.1	$1,391.6

EBITDA(3)
Latex segment	$25.5	$26.7
Synthetic Rubber segment	43.1	30.7
Styrenics segment	42.3	25.4
Engineered Polymers segment	(2.4)	(0.8)
Corporate unallocated(2)	(22.1)	(35.6)

Total	$86.4	$46.4

	Three Months Ended March 31,
	2014	2013
Net sales(1)
Latex segment	24.0%	25.6%
Synthetic Rubber segment	13.0%	12.7%
Styrenics segment	43.7%	43.3%
Engineered Polymers segment	19.3%	18.4%
Corporate unallocated(2)	0.0%	0.0%

Total	100.0%	100.0%

EBITDA(3)
Latex segment	7.8%	7.5%
Synthetic Rubber segment	24.4%	17.4%
Styrenics segment	7.1%	4.2%
Engineered Polymers segment	(0.9)%	(0.3)%
Corporate unallocated(2)	(1.6)%	(2.6)%

Total	6.4%	3.3%

(1)	Inter-segment sales have been eliminated.
(2)	Corporate unallocated includes corporate overhead costs, loss on extinguishment of long term debt, and certain other income and expenses. Percentages for corporate unallocated are based on total sales.
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

(in millions)	Three Months Ended March 31,
	2014	2013
Net income (loss)	$17.1	$(9.7)
Interest expense, net	32.8	32.3
Provision for (benefit from) income taxes	12.8	(0.1)
Depreciation and amortization	23.7	23.9

EBITDA	$86.4	$46.4

There are limitations to using financial measures such as EBITDA. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income (loss), which is determined in accordance with GAAP.

Latex Segment

We are a global leader in SB latex, holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex in Europe and the #2 position in North America. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. For the three months ended March 31, 2014, approximately half of our Latex segment’s net sales were generated in Europe, approximately 25% were generated in the United States and the remainder was generated in Asia and other geographies.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net sales for the three months ended March 31, 2014 decreased by $30.5 million, or 8.5%, to $326.3 million from $356.8 million in the three months ended March 31, 2013. Of the 8.5% decrease in net sales, 7.1% was due to lower selling prices primarily from the pass through of lower butadiene cost. Lower sales volume, approximately 2.7% of the total impact, was primarily driven by lower demand and increasing competition in the Europe and North America paper markets, partially offset by increasing demand in the Asia paper market. These decreases were partially offset by a 1.3% favorable currency impact as the U.S. dollar weakened compared to the euro.

EBITDA for the three months ended March 31, 2014 decreased by $1.2 million, or 4.5%, to $25.5 million from $26.7 million in the three months ended March 31, 2013. Lower sales volume, driven by lower demand and increased competition in the Europe and North America paper markets, caused EBITDA to decrease by 6.1%. We also recorded additional restructuring charges of approximately $0.6 million in the three months ended March 31, 2014 in connection with the closure of the latex plant in Australia. These impacts were partially offset by slightly higher margins and a favorable currency impact, as the U.S. dollar weakened compared to the euro.

Synthetic Rubber Segment

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position in SSBR. While 100% of our sales were generated in Europe for the three months ended March 31, 2014, approximately 18% of these net sales were exported to Asia, 11% to Latin America and 4% to North America.

We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as SSBR and lithium polybutadiene rubber (“Li-PBR”), while also producing core products, such as emulsion styrene-butadiene rubber (“ESBR”), and Ni-PBR. Our synthetic rubber products are extensively used in tires, with an estimated 86% of our net sales from this segment in 2013 attributable to the tire market. We estimate that three quarters of these sales relate to replacement tires. We have strong relationships with many of the top global tire manufacturers and believe we have remained a supplier of choice as a result of our broad rubber portfolio and ability to offer technologically differentiated product and product customization capabilities. Other applications for our synthetic rubber products include polymer modification and technical rubber goods.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net sales for the three months ended March 31, 2014 increased by $0.3 million, or 0.2%, to $176.7 million from $176.4 million in the three months ended March 31, 2013. Of the 0.2% increase in net sales, 13.8% was due to an increase in sales volume resulting from higher sales of SSBR to tire producers. There was also a 1.9% increase in net sales due to a favorable currency impact, as the U.S dollar weakened compared to the euro. These increases were partially offset by a decrease in net sales of 15.5% due to lower selling prices mostly from lower butadiene costs passed through to customers.

EBITDA for the three months ended March 31, 2014 increased by $12.4 million, or 40.4%, to $43.1 million from $30.7 million in the three months ended March 31, 2013. Higher volume due to higher SSBR sales and higher margins driven by a favorable impact from inventory purchase timing resulted in a 39.5% and 13.9% increase in EBITDA, respectively, as well as a slightly favorable currency impact, as the U.S. dollar weakened compared to the euro, which contributed approximately 3.0%. These increases were partially offset by a 15.8% decrease in EBITDA due to higher fixed costs related primarily to the SSBR capacity expansion.

Styrenics Segment

Our Styrenics segment includes polystyrene, acrylonitrile butadiene-styrene (“ABS”) and styrene-acrylonitrile (“SAN”) products, as well as our internal production and sourcing of styrene monomer, a raw material common in SB latex, synthetic rubber and styrenics products. We are a leading producer of polystyrene and mass ABS, or mABS, where we focus our efforts on differentiated applications such as the liners and encasements of appliances and consumer electronics including smartphones and tablets. Within these applications, we have worked collaboratively with customers to develop more advanced grades of plastics such as our high impact polystyrene (“HIPS”) and mABS products. For example, we work with appliance manufacturers around the world to develop improved environmental stress crack resistant products and with our construction sheet customers on smooth ABS. These products offer superior properties, such as rigidity, insulation and colorability, and, in some cases, an improved environmental footprint compared to general purpose polystyrene or emulsion ABS. Our Styrenics segment also serves the packaging and construction end-markets, where we have launched a new general purpose polystyrene product for improved performance in foam insulation applications.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net sales for the three months ended March 31, 2014 decreased by $7.7 million, or 1.3%, to $594.3 million from $602.0 million in the three months ended March 31, 2013. Of the 1.3% decrease in net sales, 2.6% was driven by decreases in selling prices due to the pass through of lower styrene cost to customers, and 0.6% was due to a decrease in sales volume. These decreases were partially offset by a 1.9% favorable currency impact to our net sales as the U.S. dollar weakened compared to the euro.

EBITDA for the three months ended March 31, 2014 increased by $16.9 million, or 66.5%, to $42.3 million from $25.4 million in the three months ended March 31, 2013. This increase is related to higher margins in styrene monomer production, margin improvement initiatives, and more favorable industry dynamics with low supply in Europe which contributed to a combined 18.8% increase in EBITDA from the three months ended March 31, 2013. In addition, 48.9% of the increase was due to increased equity earnings from our AmSty joint venture, and 5.7% of the increase was related to lower fixed costs. These increases were partially offset by a decrease in volume, which contributed to a 9.9% decrease in EBITDA, driven by lower demand due to higher inventory levels at our customers.

Engineered Polymers Segment

We are a leading producer of engineered polymers. Our products are predominantly used in the automotive, consumer electronics, construction, and medical device markets. We are focused on differentiated products which we produce in our polymer and compounds and blends manufacturing facilities located across Europe, Asia, North America and Latin America. We believe that the strategic locations of these facilities combined with close customer collaboration offers us a strategic advantage in serving our customers. Many of our polycarbonate (“PC”) products and more than half of our compounds and blends products are differentiated based on their physical properties, performance and aesthetic advantages. Our history of innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end-markets. We have established a strong market presence in the global automotive and electronics sector, targeting both component suppliers and final product manufacturers. Our Engineered Polymers segment also compounds and blends our PC and mABS plastics into differentiated products for customers within these sectors, as well as into compounds of polypropylene. We have also developed compounds containing post-consumer recycle polymers to respond to what we believe is a growing need for some customers to include recycled content in their products. We are currently focused on reducing costs in order to improve our competitiveness in polycarbonate.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net sales for the three months ended March 31, 2014 increased by $5.4 million, or 2.1%, to $261.8 million from $256.4 million in the three months ended March 31, 2013. Of the 2.1% increase in net sales, 2.9% was driven by increased sales volume in the automotive sector and 1.6% was due to a favorable currency impact as the U.S. dollar weakened compared to the euro. These increases were partially offset by a 2.4% decrease in selling prices primarily due to continued competitive challenges in the polycarbonate market.

EBITDA for the three months ended March 31, 2014 decreased by $1.6 million, or 200.0%, to $(2.4) million from $(0.8) million in the three months ended March 31, 2013. This decrease was primarily due to continued challenges in the global polycarbonate market, with lower margins in the first quarter of 2014 due to lower selling prices and higher raw material cost, partially offset by increased sales volume in the automotive sector.

Other Important Performance Measures

We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation provides investors with a useful analytical indicator of our performance and of our ability to service our indebtedness.

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

We present Adjusted EBITDA excluding inventory revaluation in order to facilitate the comparability of results from period to period by adjusting cost of sales to reflect the cost of raw material during the period, which is often referred to as the replacement cost method of inventory valuation. We believe this measure minimizes the impact of raw material purchase price volatility in evaluating our performance. Our approach to calculating inventory revaluation is intended to represent the difference between the results under the FIFO and the replacement cost methods. However, our calculation could differ from the replacement cost method if the monthly raw material standards are different from the actual raw material prices during the month and production and purchase volumes differ from sales volumes during the month. These factors could have a significant impact on the inventory revaluation calculation.

There are limitations to using financial measures such as Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation. These performance measures are not intended to represent cash flow from operations as defined by GAAP and should not be used as alternatives to net income as indicators of operating performance or to cash flow as measures of liquidity. Other companies in our industry may define Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation differently than we do. As a result, it may be difficult to use these or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of these performance measures to our net income (loss), which is determined in accordance with GAAP.

Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation are calculated as follows for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
(in millions)	2014	2013
Net income (loss)	$17.1	$(9.7)
Interest expense, net	32.8	32.3
Provision for (benefit from) income taxes	12.8	(0.1)
Depreciation and amortization	23.7	23.9

EBITDA(a)	$86.4	$46.4
Loss on extinguishment of long-term debt	—	20.7
Transition, strategic, and other items(b)	1.4	3.2
Fees paid pursuant to Advisory Agreement(c)	1.2	1.2
Equity in earnings of unconsolidated affiliates, net(d)	(9.0)	(1.7)
Stock-based compensation and other employee costs(e)	4.0	3.7
Foreign currency losses (gains)(f)	0.4	(10.1)

Adjusted EBITDA	$84.4	$63.4
Inventory revaluation (g)	(5.6)	(0.2)

Adjusted EBITDA, excluding inventory revaluation (g)	$78.8	$63.2

(a)	We refer to EBITDA in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income (loss), which is determined in accordance with GAAP. See the “Selected Segment Information” for further detail.
(b)	These adjustments represent costs related to certain strategic initiatives of the Company, including various advisory, finance, legal, and other transitional and duplicative costs incurred in conjunction with certain one-time transactions. For the three months ended March 31, 2014, this included $0.1 million of finance related costs, $1.0 million of strategic initiative evaluation costs and $0.3 million of accounting, legal and other duplicative, transitional and one-time related costs. For the three months ended March 31, 2013, this included $1.6 million of strategic initiative and evaluation costs and $1.6 million of legal and other duplicative, transitional and one-time related costs.
(c)	Represents fees paid under the terms of our advisory agreement with Bain Capital and Portfolio Company Advisors Limited (the “Advisory Agreement”).

(d)	Represents removal of equity in earnings of unconsolidated affiliates and inclusion of cash dividends received during the historical period. Cash dividends received were $6.0 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.
(e)	For the three months ended March 31, 2014 and 2013, represents stock-based compensation expense of $2.7 million and $2.1 million, respectively, and pension and post-retirement benefit costs in excess of cash contributions during the period of $1.3 million and $1.6 million, respectively.
(f)	Represents gains or losses on the remeasurement and settlement of foreign currency transactions and unrealized gains or losses on currency derivatives entered into for the express purpose of reducing non-U.S. dollar currency exposure.
(g)	See the discussion above this table for a description of Adjusted EBITDA excluding inventory revaluation.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2014 and 2013. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended March 31,
(in millions)	2014	2013
Net cash used in:
Operating activities	$(1.2)	$(4.5)
Investing activities	(40.8)	(4.2)
Financing activities	(15.4)	(71.1)
Effect of exchange rates on cash*	—	(1.5)

Net change in cash and cash equivalents	$(57.4)	$(81.3)

*	For the three months ended March 31, 2014, the effect of exchange rates on cash was less than $0.1 million.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2014 totaled $1.2 million, with net cash used in operating assets and liabilities totaling $42.7 million. The most significant components of the changes in operating assets and liabilities for the three months ended March 31, 2014 of $42.7 million were increases in accounts receivable of $79.2 million, offset by increases in accounts payable and other current liabilities of $18.5 million and decreases in inventories of $20.1 million. The increase in accounts receivable reflects an increase in sales during the first quarter of 2014 when compared to the fourth quarter of 2013, driven by higher sales volume and a favorable impact of currency exchange primarily between U.S. dollar and the euro. Inventory decreased due to higher volume sold during the first quarter of 2014 when compared to the fourth quarter of 2013. Our accounts payable and other current liabilities increased mainly due to the timing of payments.

Net cash used in operating activities during the three months ended March 31, 2013 totaled $4.5 million, with net cash used in operating assets and liabilities totaling $39.2 million. The most significant components of the changes in operating assets and liabilities for the three months ended March 31, 2013 of $39.2 million were increases in accounts receivable of $59.9 million, offset by increases in accounts payable and other current liabilities of $27.0 million and decreases in inventories of $10.8 million. The increase in accounts receivable reflects an increase in sales during the first quarter of 2013 when compared to the fourth quarter of 2012, driven by higher sales volume and a favorable impact of currency exchange primarily between U.S. dollar and the euro. Inventory decreased due to higher volume sold during the first quarter of 2013 when compared to the fourth quarter of 2012. Our accounts payable and other current liabilities increased mainly due to the timing of payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 totaled $40.8 million consisting primarily of capital expenditures of $41.1 million, of which approximately $26.1 million (€19.0 million) related to the Company’s acquisition of production capacity rights from JSR at its rubber production facility in Schkopau, Germany.

Net cash used in investing activities for the three months ended March 31, 2013 totaled $4.2 million consisting primarily of net capital expenditures of $10.4 million, net of proceeds from a government subsidy of $6.6 million, which was offset by cash released from restriction.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2014 totaled $15.4 million. During the period, we had net repayments of short-term borrowings of $14.8 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China. In addition, we continue to utilize our Accounts Receivable Securitization Facility to fund our working capital requirements. For the three months ended March 31, 2014, we had borrowings from our Accounts Receivable Securitization Facility of $61.0 million and repayments of $61.5 million, resulting in net repayments of $0.5 million due to changes in foreign currency exchange rates, as a portion of our borrowings under the Accounts Receivable Securitization Facility originate in euros.

Net cash used in financing activities during the three months ended March 31, 2013 totaled $71.1 million. During the period, we repaid our outstanding Term Loans of $1,239.0 million using the proceeds from the issuance of $1,325.0 million in Senior Notes issued in January 2013. In connection with the issuance of the Senior Notes and amendment to our Senior Secured Credit Facility, we paid approximately $44.6 million of refinancing fees. In addition, during the period, we continue to utilize our Revolving Facility and our Accounts Receivable Securitization Facility to fund our working capital requirements. During the three months ended March 31, 2013, our borrowings and repayments to our Revolving Facility were $285.0 million and $405.0 million, respectively, and we received net proceeds from our Accounts Receivable Securitization Facility of $16.0 million.

Indebtedness and Liquidity

The following table outlines our outstanding indebtedness as of March 31, 2014 and December 31, 2013 and the associated interest expense, including amortization of deferred financing fees and debt discounts, and effective interest rates for such borrowings as of March 31, 2014 and December 31, 2013. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Three Months Ended March 31, 2014			As of and for the year ended December 31, 2013
(dollars in millions)	Balance	Effective Interest Rate	Interest Expense	Balance	Effective Interest Rate	Interest Expense
Senior Secured Credit Facility
Term Loans	$—	n/a	$—	$—	n/a	$8.0
Revolving Facility	—	0%	1.2	—	6.6%	5.7
Senior Notes	1,325.0	8.8%	30.4	1,325.0	8.8%	111.9
Accounts Receivable Securitization Facility	—	2.7%	1.0	—	3.1%	5.6
Other Indebtedness*	12.4	1.3%	—	11.4	1.6%	0.1

Total	$1,337.4		$32.6	$1,336.4		$131.3

*	For the three months ended March 31, 2014, interest expense on other indebtedness was less than $0.1 million.

Senior Secured Credit Facility

In January 2013, the Company amended its Senior Secured Credit Facility to, among other things, increase its Revolving Facility borrowing capacity from $240.0 million to $300.0 million, decreased the borrowing rate of the Revolving Facility through a decrease in the applicable margin rate from 4.75% to 3.00% as applied to base rate loans (which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined therein)), or 5.75% to 4.00% as applied to LIBO rate loans (which shall bear interest at a rate per annum equal to the LIBO rate plus the applicable margin and the mandatory cost (as defined therein), if applicable), extended the maturity date to January 2018 and concurrently repaid its then outstanding Term Loans of $1,239.0 million using the proceeds from its sale of $1,325.0 million aggregate principal amount of the 8.750% Senior Notes issued in January 2013.

This amendment replaced the Company’s total leverage ratio requirement with a first lien net leverage ratio (as defined under the amended agreement) and removed the interest coverage ratio requirement. If the outstanding balance on the Revolving Facility exceeds 25% of the $300.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million) at a quarter end, then the Company’s first lien net leverage ratio may not exceed 5.25 to 1.00 for the quarter ending March 31, 2013, 5.00 to 1.00 for the subsequent quarters through December 31, 2013, 4.50 to 1.00 for each of the quarters ending in 2014 and 4.25 to 1.00 for each of the quarters ending in 2015 and thereafter. As of March 31, 2014, the Company was in compliance with all debt covenant requirements.

There were no amounts outstanding under the Revolving Facility as of March 31, 2014. Available borrowings under the Revolving Facility totaled $292.7 million (net of $7.3 million of outstanding letters of credit) as of March 31, 2014.

Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% Senior Notes. The Senior Notes interest is payable semi-annually on February 1st and August 1st of each year, which commenced on August 1, 2013. The notes will mature on February 1, 2019, at which time the entire $1,325.0 million will be due and payable. The proceeds from the issuance of the Senior Notes were used to repay all of the Company’s outstanding Term Loans and related refinancing fees and expenses.

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

In addition, at any time prior to August 1, 2015, the Company may redeem up to 35% of the original principal amount of the notes at a redemption price equal to 108.750% of the face amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds that the Company raises in certain equity offerings. The Company may also redeem, during any 12-month period commencing from the issue date until August 1, 2015, up to 10% of the original principal amount of the Senior Notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

The Senior Notes rank equally in right of payment with all of the Company’s existing and future senior secured debt and pari passu with the Company and the Guarantors’ (as defined below) indebtedness that is secured by first-priority liens, including the Company’s Senior Secured Credit Facility (as defined above), to the extent of the value of the collateral securing such indebtedness and ranking senior in right of payment to all of the Company’s existing and future subordinated debt. However, claims under the Senior Notes effectively rank behind the claims of holders of debt, including interest, under our Senior Secured Credit Facility in respect of proceeds from any enforcement action with respect to the collateral or in any bankruptcy, insolvency or liquidation proceeding. The Senior Notes are unconditionally guaranteed on a senior secured basis by each of our existing and future wholly-owned subsidiaries that guarantee our Senior Secured Credit Facility (other than our subsidiaries in France and Spain) (the “Guarantors”). The note guarantees rank equally in right of payment with all of the Guarantors’ existing and future senior secured debt and senior in right of payment to all of the Guarantors’ existing and future subordinated debt. The notes are structurally subordinated to all of the liabilities of each of our subsidiaries that do not guarantee the notes.

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

Accounts Receivable Securitization Facility

In May 2013, the Company amended its existing Accounts Receivable Securitization Facility, which increased its borrowing capacity from $160.0 million to $200.0 million, extended the maturity date to May 2016 and allows for the expansion of the pool of eligible accounts receivable to include previously excluded U.S. and Netherlands subsidiaries. The Accounts Receivable Securitization Facility is subject to interest charges against the amount of outstanding borrowings as well as the amount of available, but undrawn borrowings. As a result of the amendment to our Accounts Receivable Securitization Facility, in regards to outstanding borrowings, fixed interest charges decreased from 3.25% plus commercial paper rates to 2.60% plus variable commercial paper rates. In regards to available, but undrawn borrowings, fixed interest charges decreased from 1.50% to 1.40%.

As of March 31, 2014, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $198.6 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

Other Indebtedness

As of March 31, 2014, we had $8.4 million of outstanding borrowings under our short-term revolving credit facility through our subsidiary in China that provides for up to $15.0 million of uncommitted funds available for borrowings, subject to the availability of collateral. The facility is subject to annual renewal.

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

Our liquidity requirements are significant due to our highly leveraged nature, as well as our working capital requirements. As of March 31, 2014, we had $1,337.4 million in outstanding indebtedness and $813.9 million in working capital. As of December 31, 2013, we had $1,336.4 million in outstanding indebtedness and $810.2 million in working capital. As of March 31, 2014 and December 31, 2013, we had $81.9 million and $74.0 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

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

We and our subsidiaries, affiliates or significant direct or indirect stockholders may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions, exchange transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Secured Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future. As of March 31, 2014 and December 31, 2013, we were in compliance with all the covenants and default provisions under our credit arrangements.

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

Contractual Obligations and Commercial Commitments

There have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2013 Annual Report.

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses at the date of and during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We describe our significant accounting policies in Note B, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in our 2013 Annual Report. We discuss our critical accounting policies and estimates in the MD&A within our 2013 Annual Report.

There have been no material revisions to the critical accounting policies as filed in our 2013 Annual Report.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note B to our condensed consolidated financial statements, included elsewhere within this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As discussed and previously reported in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” on our 2013 Annual Report, we are exposed to changes in interest rates and foreign currency exchange rates as well as changes in the prices of certain commodities that we use in production. There have been no material changes in our exposure to market risks from the information provided in Pat II. Item 7A of our 2013 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As discussed and previously reported in Part I. Item 3. “Legal Proceedings” on our 2013 Annual Report, from time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. We currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed under Part 1 Item 1A- “Risk Factors” in our 2013 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 14, 2014

TRINSEO MATERIALS OPERATING S.C.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John A. Feenan
Name:	John A. Feenan
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 14, 2014

TRINSEO MATERIALS FINANCE, INC.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John A. Feenan
Name:	John A. Feenan
Title:	Executive Vice President, Chief Financial Officer and Interim Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Association of Trinseo Materials Operating S.C.A. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

3.2	Certificate of Incorporation of Trinseo Materials Finance, Inc., as amended. (incorporated herein by reference to Exhibit 3.3 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

3.3	Bylaws of Trinseo Materials Finance, Inc. (incorporated herein by reference to Exhibit 3.4 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.1	Indenture, dated as of January 29, 2013, including Form of 8.750% Senior Secured Notes due 2019, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.2	First Supplemental Indenture, dated as of March 12, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.3	Second Supplemental Indenture, dated as of May 10, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.4	Third Supplemental Indenture, dated as of September 16, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.4 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.5	Intercreditor and Collateral Agency Agreement, dated as of January 29, 2013, by and among Trinseo Materials Operating S.C.A., the other Grantors party hereto, Deutsche Bank AG New York Branch, Wilmington Trust, National Association and each Additional Collateral Agent from time to time party hereto. (incorporated herein by reference to Exhibit 4.5 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.6	Registration Rights Agreement, dated as of January 29, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.6 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.7	Joinder to Purchase Agreement, dated May 10, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.7 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.8	Purchase Agreement, dated January 24, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 6, 2013)

Exhibit No.	Description

4.9	Fourth Supplemental Indenture, dated as of December 3, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 6, 2013)

10.1	First Amendment to the Employment Agreement, dated January 17, 2014, by and between Styron US Holding, Inc. and Martin Pugh. (incorporated herein by reference to Exhibit 10.35 to Amendment No. 6 to the Registration Statement filed on Form S-4, File No. 333-191460, filed January 17, 2014)

10.2	First Amendment to the Employment Letter Agreement, dated as of January 17, 2014, by and between Styron US Holding, Inc. and Marco Levi. (incorporated herein by reference to Exhibit 10.36 to Amendment No. 6 to the Registration Statement filed on Form S-4, File No. 333-191460, filed January 17, 2014)

10.3	Rights Acquisition, Termination, Settlement and Release Agreement, between JSR Corporation Tokyo, Wallisellen Branch, and Styron Europe GmbH, dated February 18, 2014 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K, File No. 333-191460, filed February 18, 2014)

31.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101† †	INS — XBRL Instance Document

101† †	SCH — XBRL Taxonomy Extension Schema Document

101† †	CAL — XBRL Taxonomy Extension Calculation Linkbase Document

101† †	DEF — XBRL Taxonomy Extension Definition Linkbase Document

101† †	LAB — XBRL Taxonomy Extension Label Linkbase Document

101† †	PRE — XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	To be filed by amendment during the 30-day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T.